Form 10QSB
period 2007-01-18
AOB BIOTECH INC
filed 2007-01-19
CIK 1363449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended November 30, 2006

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transitional period from ______ to ______

Commission File No. 0-32923

AOB BIOTECH, INC.
(Exact Name of Small Business Issuer in its Charter)

CALIFORNIA	90-0110902
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 N. Lake Avenue, Ste. 202, Pasadena CA 91101
(Address of principal executive office)

(626) 796-3988
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

As of January 18, 2007, the Company had 14,395,036 shares of Common Stock issued and outstanding.

AOB BIOTECH, INC.

Report on Form 10-QSB for the quarter ended November 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AOB BIOTECH, INC.

AOB BIOTECH, INC.
CONDENSED BALANCE SHEETS

	November 30, 2006 (Unaudited)	May 31, 2006
ASSETS

Current assets
Cash and equivalents	$545,948	$636,645
Accounts receivable	206,797	256,797
Inventory	89,855	90,808
Prepaid expenses	6,224	915
Total current assets	848,824	985,165

Property and equipment
Office furniture and equipment, net	11,291	12,214
Software, net	405	491
Total property and equipment, net	11,696	12,705

Other assets
Deposit	33,500	33,500

Total assets	$894,020	$1,031,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Account payable	$1,400	$30,719
Deferred revenue	100,000	300,000
Accrued expenses	54,726	72,212
Loan from affiliate	117,720	81,344
Loan from officer	77,124	77,124
Total current liabilities	350,970	561,399

Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized, 14,395,036 and 14,273,836 shares issued and outstanding as of 11/30/06 and 5/31/06, respectively	631,518	570,918
Stock subscriptions receivable	(25,000)	(25,000)
Retained earnings	(63,468)	(75,947)
Total stockholders’ equity	543,050	469,971

Total liabilities and shareholders’ equity	$894,020	$1,031,370

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005

Revenues
Product Sales	$1,129	$--	$3,219	$--
Marketing consulting service	--	5,000	--	5,000
Formula development	200,000	--	200,000	--
Total revenues	201,129	5,000	203,219	5,000

Cost of revenues
Cost of goods sold	865	--	953	--
Marketing consulting service	--	1,413	--	1,413
Formula development	19,530	--	19,530	--
Total cost of revenues	20,395	1,413	20,483	1,413

Gross profit	180,734	3,587	182,736	3,587

Selling, general and administrative expenses	74,918	86,358	177,779	127,427

Income (Loss) from operations	105,816	(82,771)	4,957	(123,840)

Other income (expense)
Other income	515	--	515	--
Interest income	5,984	5,219	12,311	7,108
Interest expense	(2,353)	(727)	(4,504)	(2,083)
Total other income (expense)	4,146	4,492	8,322	5,025

Net income (loss) before income taxes	$109,962	$(78,279)	$13,279	$118,815

Provision for income taxes	--	--	800	800

Net income (loss)	$109,962	$(78,279)	$12,479	$(119,615)

Weighted average number of common shares outstanding - basic and fully diluted	14,354,711	14,100,288	14,279,935	13,895,866

Net income (loss) per share -- basic and fully diluted	$0.0077	$(0.0056)	$0.0009	$(0.0086)

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	November 30, 2006 (Unaudited)	May 31, 2006

Common stock, number of shares outstanding
Balance at beginning of the period	14,273,836	13,400,000
Shares issued for the period	121,200	873,836

Balance at end of the period	14,395,036	14,273,836

Common stock, no par value
Balance at beginning of the period	$570,918	$134,000
Shares issued for the period	60,600	426,918

Balance at end of the period	631,518	570,918

Stock subscriptions receivable
Balance at beginning of the period	(25,000)	--
Shares issued for the period	--	(25,000)

Balance at end of the period	(25,000)	(25,000)

Retained deficits
Balance at beginning of the period	(75,947)	(27,092)
Shares issued for the period	12,479	(48,855)

Balance at end of the period	(63,468)	(75,947)

Total stockholders’ equity at end of the period	$543,050	$469,971

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended May 30,
	2006	2005

Cash flows from operating activities
Net income (loss)	$12,479	$(119,615)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,010	201
(Increase) Decrease in accounts receivable	50,000	--
(Increase) Decrease in prepaid expenses	(5,309)	(1,800)
(Increase) Decrease in inventory	953	(25,000)
(Increase) Decrease in deposits	--	(10,500)
Increase (Decrease) in accounts payable	(29,319)	--
Increase (Decrease) in deferred revenue	(200,000)	500,000
Increase (Decrease) in accrued expenses	(17,485)	(2,214)
Net cash provided by (used in) operating activities	(187,671)	341,072

Cash flows from investing activities
Cash used to purchase fixed assets	--	(6,324)
Net cash used in investing activities	--	(6,324)

Cash flows from financing activities
Increase (Decrease) in loan from affiliate	36,374	(50,000)
Increase (Decrease) in loan from shareholder	--	15,834
Proceeds from issuance of common stock	60,600	402,918
Net cash provided by financing activities	96,674	368,752

Net increase (decrease) in cash	(90,697)	703,500

Cash - beginning	636,645	80,734
Cash - ending	$545,948	$784,234

SUPPLEMENTAL DISCLOSURES

Interest paid	$--	$--
Income taxes paid	$800	$800

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by AOB Biotech, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

Organization

AOB Biotech Inc. (thereinafter “the Company”), formerly known as New Weisheng USA Co, Inc., was incorporated under the laws of State of California on June 3 2002. In January 2003, New Weisheng changed its name to AOB Capital, Inc. (AOB Capital). In September 2004, AOB Capital changed its name to AOB Biotech, Inc. The Company was primarily engaged in financial service including issuing and collecting Letter of Credit (L/C) on behalf of an entity controlled by its officer, AOB Commerce, Inc. (AOB Commerce). The Company received funds from AOB Commerce, then issues Letter of Credit (L/C) for AOB Commerce’s clients. Upon the receipt of funds from L/C, the Company returned funds to AOB Commerce and received income from AOB Commerce for financing services provided.

In May 2004, the Company ceased the financial service operation. The Company did not have any cash flow from the financial service operation after May 2004, and all business assets are continually used by new business. Therefore, the financial service business was completely disposed in May 2004. In June 2004 the Company entered into business to help its customers formulate herbal and nutritional supplement products, provide marketing consulting services for sales of these products in Asia. The Company also sells these products wholesale to distributors.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and disclosure of contingent assets and liabilities. Accordingly, actual results could differ from those estimates.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on the net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Inventory consisted 100% of finished goods of herbal and nutritional supplement products totaling $89,855 and $90,808 as of November 30, and May 31, 2006, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

From time to time the Company borrows funds from AOB Commerce Inc., an entity controlled by its officer, to fund working capital needs from the operation. As of November 30 and May 31, 2006, the loan balance due to AOB Commerce, Inc. totaled $117,720 and $81,344, respectively. Interest was charged at 5% per annum and for the six months ended November 30, 2006 and 2005, total interest charged were $2,571 and $657, respectively.

The Company subleases from AOB Commerce, Inc. for its offices located in Pasadena, California, Beijing, and Shanghai, China. The monthly base rent for the Pasadena office is $7,482. This sublease will expire in February 2009. Rental expense for this lease consisted of $44,892 and $0 for the six months ended November 30, 2006 and 2005, respectively. The monthly rent for the Beijing office is $2,000. This sublease will expire in October 2007. For the six months ended November 30, 2006 and 2005, the rental expense for the Beijing office consisted of $12,000 and $0, respectively. The monthly rent for the Shanghai office is $3,500. This sublease will expire in January 2008. For the six months ended November 30, 2006 and 2005, the rental expense for the Shanghai office consisted of $21,000 and $0, respectively.

From time to time, the Company borrows from its president for general and administrative expenses. As of November 30 and May 31 2006, the Company had $77,124 and $77,124, respectively, in loan from officer which is unsecured, and due on demand. Interest was charged at 5% per annum, and for the six months ended November 30, 2006 and 2005, total interest charged were $1,933 and $1,426, respectively.

NOTE 3 - CAPITAL STOCK

The Company was authorized to issue 1,000,000 no par shares common stock at its inception. In September 2004, the Company amended its Articles of Incorporation to increase its authorized common stock to 50,000,000 shares.

On June 1, 2003, the Company issued 810,000 shares of common stock at $0.01 per share for the amount of $8,100.

On December 1, 2004, the Company issued additional 12,590,000 shares of common stock at $0.01 per share for the amount of $125,900.

On May 1, 2005, the Company sold stocks through private placement at $0.50 per share. The shares are being offered pursuant to an exemption provided by Rule 504 of Regulation D Promulgated under the Securities Act of 1933, as amended. The shares are not registered for sale under the securities laws of any State. As of November 30, 2006, $497,518 was raised from the above offering of which $25,000 remains outstanding as subscriptions receivable.

NOTE 4 - COMMITMENTS

On March 30, 2005, the Company entered into a Development Agreement with SuperMax USA, Inc., to develop five formulas of food and nutritional supplement products and deliver them to SuperMax for a total contract price of $500,000. The Company has concluded that the main cost factor of developing these formulas is the salary expense of the R & D personnel, and that other costs are considered to be insignificant. Furthermore, the formulas to be developed have essentially similar characteristics and are estimated to take approximately equivalent amounts of time and overhead to develop and finish. As such, the Company determined the fair values of the formulas to be $100,000 each. In the year ended May 31, 2006, the Company received $500,000 from SuperMax and delivered two formulas. In the six months ended November 30, 2006, the company developed and delivered another two formulas to SuperMax. The Company has no future obligations to SuperMax for the delivered formulas. Accordingly, $400,000 of the $500,000 received from SuperMax has been recognized as formula sales revenue and the remaining $100,000 remains as deferred revenue as of November 30, 2006. As of November 30, 2006, the process of developing the only remaining formula has not commenced, and therefore, no costs in relations to this commitment have been incurred. Accordingly, as of November 30, 2006, the Company bears the contractual commitment of developing and delivering the one remaining formula to SuperMax.

Operating Leases - The Company subleases its office with its related party- AOB Commerce, Inc. for an office located in Pasadena, California. The monthly base rent is $7,482. This sublease will expire in February 2009. The Company also subleases with AOB Commerce, Inc. for its offices located in Beijing and Shanghai, China. The monthly rent for the Beijing office is $2,000. This sublease will expire in October 2007. The monthly rent for the Shanghai office is $3,500. This sublease will expire in January 2008. The Company has another lease agreement for a laboratory located in Seattle, Washington. This operating lease calls for a monthly base rent of $350 and will expire in May 2007. The Company has future minimum lease obligations from these leases as follows:

For the year ended November,	Amount

2007	$155,884
2008	96,754
2009	22,446

Total	$275,084

NOTE 5 - SEGMENT INFORMATION

AOB Biotech, Inc. operates in three reportable segments: (1) the product sales division, (2) the formula development division, and (3) marketing consulting service division. We evaluate the performance of our segments based on gross profit; therefore, selling, general and administrative expenses, as well as research and development expenses, interest income/expense, net realized investment gain/loss, other income/expense, and provision for income taxes are reported on an entity wide basis only. There are no inter-segment revenues.

All business assets are used by each business. As such, asset information by reportable segment is not reported by the Company. Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.

Sales by Reportable Segment

The following table presents information about the sales and gross profit of our reportable segments for the six months ended November 30, 2006 and 2005.

	Six Months Ended November 30,
	2006		2005
	Revenue	Gross Profit	Revenue	Gross Profit

Product Sales	$3,219	$2,266	$--	$--
Formula development	200,000	180,470	--	--
Marketing consulting service	--	--	5,000	3,587
	$203,219	$182,736	$5,000	$3,587

Sales by Geographic Region

The table below presents sales information by geographic region for the six months ended November 30, 2006 and 2005.

	Six Months Ended November 30,
	2006	2005

United States	$3,219	$5,000
Japan	200,000	--

Total	$203,219	$5,000

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The Company was incorporated on June 3, 2002 under the name New Weisheng USA Co, Inc. and later under the name AOB Capital, Inc. The Company was primarily engaged in providing financial consulting services, including issuing and collecting letters of credit on behalf of AOB Commerce, Inc. (“AOB Commerce”), an entity controlled by its officer, director and founder. The Company would receive funds from AOB Commerce, then issue letters of credit for AOB Commerce’s clients. Upon receipt of funds from the letter of credit, the Company returned funds to AOB Commerce and received income from AOB Commerce for the financial services provided. In May 2004 the Company ceased all financial service operations.

For the year ended May 31, 2005, the Company received all of its revenues from its marketing and consulting services and of those revenues over 90% was from one customer, FINA International Co., Ltd. In the year ended May 31, 2006 the Company was able to develop its product sales business which represented approximately 56% of total revenues. Over 95% of the Company’s revenues was generated by only one customer. This customer who purchased the Company’s products owes the Company, as of August 31, 2006, $206,440. These monies should all be paid by December 31, 2006. Super Max USA, Inc. was responsible for all of the Company’s formula development business. The Company received $500,000 for the development of five products. Four products were delivered to the customer as of November 30, 2006. The remaining one product is scheduled to be delivered to the customer before April 2007.

Although the Company continues to seek customers for its marketing consulting business and its formula development business, its general concentration is in the development of product sales in China through internet and through the development of its own retail stores. Location, advertising, and staffing of the stores are some of the more important operating issues challenging the Company. Management believes that it can meet these challenges in a positive manner. Of course there is no assurance that the Company’s efforts will be successful.

Results of Operations

Six Months Ended November 30, 2006 Compared to Six Months Ended November 30, 2005

For the six months ended November 30, 2006, revenues were $203,219 compared to $5,000 for the same period in the previous year. This represents an increase of $198,000, or 39.6%. The increase is attributable to revenues of $200,000 from formula development, a new business operation that began in 2006. Only $3,219 from product sales were recorded in the 2006 six month period.

Costs of revenues for the six months ended November 30, 2006 were $20,483 compared to $1,413 for the six months ended November 30, 2005, an increase of 1,350%. Almost all the costs in the 2006 period were attributable to formula development.

Selling, general and administrative expenses for the six months ended November 30, 2006 were $177,779 compared to November 30, 2005, for an increase of $50,352 or 39.5%. The increase was primarily attributable to advertising, promotion and consulting expenses.

For the six months ended November 30, 2006 compared to 2005, interest income increased from $7,108 to $12,311. Interest income relates to interest earned on the Company’s money market account.

Net income for the six months ended November 30, 2006 was $12,479 compared to a net loss of $119,615 for the same period in 2005. The substantial turnaround from a net loss to net income is the result of revenues generated from the Company’s new formula development business which began in 2006.

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005.

During the three months ended November 30, 2006 the Company had Revenues of $201,129 compared to $5,000 for the same period in 2005. The increase of $196,129 was attributable to the Company’s new formula development business which it began in 2006.

Cost of revenues for the three months ended November 30, 2006 were $20,395 compared to $1,413 for the three months ended November 30, 2005. Almost all of the $18,982 increase was due to the new formula sales business.

Operating expenses for the three months ended November 30, 2006 were $74,918 compared to $86,358 for the three months ended November 30, 2005. This slight decrease of $11,440 was principally due to reduction in consulting services.

Net income for the three months ended November 30, 2006, was $109,962 compared to a loss of $78,279 for the same period in 2005. The increase in net income is directly the result of the influx of $200,000 in revenues from the Company’s new formula development business while keeping down expenses.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash generated from operations and from the sale of equity securities.

As of November 30, 2006, the Company had working capital of $497,854, an increase of approximately $74,088 in working capital as compared to May 31, 2006. The primary source of the increase in working capital is the decrease in deferred revenue.

The Company believes that its current capital resources and current funding will enable it to maintain its current and planned operations through the next 12 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Critical Accounting Policies

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and services performed and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defers any revenue for which the product has not been delivered or service has not been performed or is subject to refund until such time that we and the customer jointly determine that the product or service has been delivered or performed or no refund will be required.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. A significant amount of judgment is involved in recording and making adjustments to this reserve. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. Depending on how such potential issues are resolved, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Inventory Reserves

We writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments.

Caution regarding forward-looking statements

The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expect," "hope," "plans," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new, and the non-termination of, existing contracts; new competitors entering the Company's business, the Company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the Company's ability to adapt and expand its services in such an environment; the Company's ability to successfully refinance or extend its line of credit or obtain alternative sources of financing; the effective and efficient management of the Company's inventory levels and processing of sales orders; the quality of the Company's plans and strategies; and the Company's ability to execute such plans and strategies.

In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and principal accounting officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and principal accounting officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in internal controls: Subsequent to the date of the above evaluation, the Company made no significant changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the six months ended November 30, 2006, the Company received a cash consideration of $60,600 from three (3) investors from the sale of 121,200 shares of Common Stock under a Private Placement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Form 8-K - None

b)	Exhibits

Exhibit number	Description

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2007	AOB Biotech, Inc.

By: /s/ Nelson Liao
Nelson Liao
Chief Executive Officer