Form 10QSB/A
period 2007-02-01
AOB BIOTECH INC
filed 2007-02-02
CIK 1363449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Quarterly Report under Section 13 or 15(d) of the Securities Act of 1934

For the Quarterly Period ended November 30, 2006

Commission File Number: 333-137481

AOB BIOTECH, INC.
(Name of small business issuer in its charter)

California
(State of Incorporation)

06-1781911
(IRS Employer ID Number)

301 N. Lake Avenue, Ste. 202
Pasadena, California 91101
(626) 796-3988
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

There were 14,395,036 shares of Common Stock issued and outstanding as of January 30, 2007.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

EXPLANATORY NOTE

Registrant hereby amends its quarterly report on Form 10QSB for the period ended November 30, 2006 solely for the purpose of identifying the registrant as not a shell company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 1, 2007	AOB Biotech, Inc.

By: /s/ Nelson Liao
Nelson Liao
Chief Executive Officer