Form 10QSB
period 2007-04-12
AOB BIOTECH INC
filed 2007-04-16
CIK 1363449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended February 28, 2007

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
(Address of principal executive office)

(626) 796-3988
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 5(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

As of April 10, 2007, the Company had 14,395,036 shares of Common Stock issued and outstanding.

AOB BIOTECH, INC.
TABLE OF CONTENTS

Report on Form 10-QSB for the quarter ended February 28, 2007

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)	4

Condensed Statements of Operations (Unaudited)	5

Condensed Statements of Cash Flows (Unaudited)	6

Notes to the Condensed Financial Statements (Unaudited)	7 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Changes in Securities	13

Item 3. Defaults upon Senior Securities	13

Item 4. Submission of Matters to Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	14

Certifications

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AOB BIOTECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

TABLE OF CONTENTS

Page

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7 - 9

AOB BIOTECH, INC.
CONDENSED BALANCE SHEETS

	February 28, 2007 (Unaudited)	May 31, 2006
ASSETS

Current assets
Cash and equivalents	$414,196	$636,645
Accounts receivable	206,797	256,797
Inventory	89,235	90,808
Loan to affiliate	81,000	--
Prepaid expenses	3,315	915
Total current assets	794,543	985,165

Property and equipment
Office furniture and equipment, net	10,829	12,214
Software, net	361	491
Total property and equipment, net	11,190	12,705

Other assets
Deposit	33,500	33,500

Total assets	$839,233	$1,031,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,400	$30,719
Deferred revenue	100,000	300,000
Accrued expenses	70,485	72,212
Loan from affiliate	135,907	81,344
Loan from officer	77,124	77,124
Total current liabilities	384,916	561,399

Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized, 14,395,036 and 14,273,836 shares issued and outstanding as of 2/28/07 and 5/31/06, respectively	631,518	570,918
Stock subscriptions receivable	(25,000)	(25,000)
Retained earnings	(152,201)	(75,947)
Total stockholders’ equity	454,317	469,971

Total liabilities and shareholders’ equity	$839,233	$1,031,370

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006

Revenues
Product Sales	$152	$983	$3,371	$983
Marketing consulting service	--	--	--	5,000
Formula development	22,000	200,000	222,000	200,000
Total revenues	22,152	200,983	225,371	205,983

Cost of revenues
Cost of goods sold	8	147	960	147
Marketing consulting service	--	--	--	1,413
Formula development	616	51,573	20,146	51,573
Total cost of revenues	624	51,720	21,106	53,133

Gross profit	21,528	149,263	204,265	152,850

Selling, general and administrative expenses	112,725	21,902	290,504	149,329

Income (Loss) from operations	(91,197)	127,361	(86,239)	3,521

Other income (expense)
Other income	--	98	--	98
Other expense	(613)	--	(98)	--
Interest income	5,626	6,923	17,936	14,031
Interest expense	(2,549)	(675)	(7,053)	(2,758)
Total other income (expense)	2,464	6,346	10,785	11,371

Net income (loss) before income taxes	(88,733)	133,707	(75,454)	14,892

Provision for income taxes	--	--	800	800

Net income (loss)	$(88,733)	$133,707	$(76,254)	$14,092

Weighted average number of common shares outstanding - basic and fully diluted	14,354,711	14,333,517	14,284,880	14,292,179

Net income (loss) per share -- basic and fully diluted	$(0.0062)	$0.0093	$(0.0053)	$0.0010

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(76,254)	$14,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,515	583
(Increase) Decrease in accounts receivable	50,000	(163)
(Increase) in prepaid expenses	(2,400)	(3,705)
(Increase) Decrease in inventory	1,573	(87,191)
Decrease in deposits	--	(10,500)
Increase (Decrease) in accounts payable	(29,319)	52,393
Increase (Decrease) in deferred revenue	(200,000)	300,000
Increase (Decrease) in accrued expenses	(1,727)	3,675
Net cash provided by (used in) operating activities	(256,612)	269,184

Cash flows from investing activities
(Increase) in loan to affiliate	(81,000)	--
Cash used to purchase fixed assets	--	(10,218)
Net cash provided by investing activities	(81,000)	(10,218)

Cash flows from financing activities
Increase (Decrease) in loan from affiliate	54,563	(50,000)
Increase in loan from shareholder	--	20,663
Proceeds from issuance of common stock	60,600	411,918
Net cash provided by financing activities	115,163	382,581

Net increase (decrease) in cash	(222,449)	641,547

Cash - beginning	636,645	80,734
Cash - ending	$414,196	$722,281

SUPPLEMENTAL DISCLOSURES

Interest paid	$--	$--
Income taxes paid	$800	$2,600

See Accompanying Notes to Financial Statements

AOB BIOTECH, INC.
NOTES TO THE FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2007
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by AOB Biotech, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

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

Inventory consisted 100% of finished goods of herbal and nutritional supplement products totaling $89,235 and $90,808 as of February 28, 2007, and May 31, 2006, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

From time to time the Company borrows funds from AOB Commerce Inc., an entity controlled by its officer, to fund working capital needs from the operation. As of February 28, 2007 and May 31, 2006, the loan balance due to AOB Commerce, Inc. totaled $135,907 and $81,344, respectively. Interest was charged at 5% per annum and for the nine months ended February 28, 2007 and 2006, total interest charged were $4,169 and $1,332, respectively.

The Company subleases from AOB Commerce, Inc. for its offices located in Pasadena, California, Beijing, and Shanghai, China. The monthly base rent for the Pasadena office is $7,482. This sublease will expire in February 2009. Rental expense for this lease consisted of $67,338 and $0 for the nine months ended February 28, 2007 and 2006, respectively. The monthly rent for the Beijing office is $2,000. This sublease will expire in October 2007. For the nine months ended February 28, 2007 and 2006, the rental expense for the Beijing office consisted of $18,000 and $0, respectively. The monthly rent for the Shanghai office is $3,500. This sublease will expire in January 2008. For the nine months ended February 28, 2007 and 2006, the rental expense for the Shanghai office consisted of $31,500 and $0, respectively.

From time to time, the Company borrows from its president for general and administrative expenses. As of February 28, 2007 and May 31 2006, the Company had $77,124 and $77,124, respectively, in loan from officer which is unsecured, and due on demand. Interest was charged at 5% per annum, and for the nine months ended February 28, 2007 and 2006, total interest charged were $2,884 and $1,426, respectively.

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

On May 1, 2005, the Company sold stocks through private placement at $0.50 per share. The shares are being offered pursuant to an exemption provided by Rule 504 of Regulation D Promulgated under the Securities Act of 1933, as amended. The shares are not registered for sale under the securities laws of any State. As of February 28, 2007, $497,518 was raised from the above offering of which $25,000 remains outstanding as subscriptions receivable.

NOTE 4 - COMMITMENTS

On March 30, 2005, the Company entered into a Development Agreement with SuperMax USA, Inc., to develop five formulas of food and nutritional supplement products and deliver them to SuperMax for a total contract price of $500,000. The Company has concluded that the main cost factor of developing these formulas is the salary expense of the R & D personnel, and that other costs are considered to be insignificant. Furthermore, the formulas to be developed have essentially similar characteristics and are estimated to take approximately equivalent amounts of time and overhead to develop and finish. As such, the Company determined the fair values of the formulas to be $100,000 each. In the year ended May 31, 2006, the Company received $500,000 from SuperMax and delivered two formulas. In the nine months ended February 28, 2007, the company developed and delivered another two formulas to SuperMax. The Company has no future obligations to SuperMax for the delivered formulas. Accordingly, $400,000 of the $500,000 received from SuperMax has been recognized as formula sales revenue and the remaining $100,000 remains as deferred revenue as of February 28, 2007. As of February 28, 2007, the process of developing the only remaining formula has not commenced, and therefore, no costs in relations to this commitment have been incurred. Accordingly, as of February 28, 2007, the Company bears the contractual commitment of developing and delivering the one remaining formula to SuperMax.

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

For the year ended November,	Amount

2007	$129,920
2008	96,754
2009	22,446

Total	$249,120

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

Sales by Reportable Segment

The following table presents information about the sales and gross profit of our reportable segments for the nine months ended February 28, 2007 and 2006:

	Nine Months Ended February 28,
	2007		2006
	Revenue	Gross Profit	Revenue	Gross Profit

Product Sales	$3,371	$2,411	$983	$836
Formula development	222,000	201,854	200,000	148,427
Marketing consulting service	--	--	5,000	3,587
	$225,371	$204,265	$205,983	$152,850

Sales by Geographic Region

The table below presents sales information by geographic region for the nine months ended February 28, 2007 and 2006:

	Nine Months Ended February 28,
	2007	2006

United States	$3,371	$5,983
Japan	222,000	200,000
Total	$225,371	$205,983

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

For the year ended May 31, 2005, the Company received all of its revenues from its marketing and consulting services and of those revenues over 90% was from one customer, FINA International Co., Ltd. In the year ended May 31, 2006 the Company was able to develop its product sales business which represented approximately 56% of total revenues. Over 95% of the Company’s revenues was generated by only one customer. This customer who purchased the Company’s products owes the Company, as of August 31, 2006, $206,440. These monies should all be paid by December 31, 2006. Super Max USA, Inc. was responsible for all of the Company’s formula development business. The Company received $500,000 for the development of five products. Two products were delivered to the customer in April 2006. The remaining three products are scheduled to be delivered to the customer between November 2006 and April 2007.

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

Results of Operations

Nine Months Ended February 28, 2007 Compared to Nine Months Ended February 28, 2006

For the nine months ended February 28, 2007, revenues were $225,371 compared to $205,983 for the same period in the previous year. This represents an increase of $19,388, or 9.4%. The increase is attributable to revenues of $200,000 from formula development for the first six months, a new business operation that began in 2006.

Costs of revenues for the nine months ended February 28, 2007 were $21,106 compared to $53,133 for the nine months ended February 28, 2006, a decrease of $32,027 or 60.3%. Almost all the costs in the 2006 period were attributable to formula development. All of the decrease was attributable to the decrease allocation percentage of rent and salaries.

Selling, general and administrative expenses for the nine months ended February 28, 2007 were $290,504 compared to $149,329 for the same period in 2006. The increase of $141,175, or 94.5%, was primarily attributable to advertising, promotion and consulting expenses.

For the nine months ended February 28, 2007 compared to 2006, interest income increased from $14,031 to $17,936. Interest income relates to interest earned on the Company’s money market account.

For the nine months ended February 28, 2007 compared to 2006, interest expenses increased from $2,758 to $7,053. Interest expenses increased due to the increase in the loan from affiliate.

Net loss for the nine months ended February 28, 2007 was $76,254 compared to a net income of $14,092 for the same period in 2006. The substantial turnaround from a net income to net loss is the result of an increase in selling, general and administrative expenses from the Company’s new formula development business which began in 2006.

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006

During the three months ended February 28, 2007, the Company had revenues of $22,152 compared to $200,983 for the same period in 2006. The decrease of $178,831 was attributable to the Company’s deferring the recognition of revenues during the three months ended February 28, 2007 for its new formula development business, which it began in 2006. In addition, product sales were not material due to a restructuring of the product sales division.

Cost of revenues for the three months ended November 30, 2006 were $20,395 compared to $1,413 for the three months ended November 30, 2005. Almost all of the $18,982 increase was due to the deferring the recognition of revenue for its new formula sales business.

Selling, general, and administrative expenses for the three months ended February 28, 2007 were $112,725 compared to $21,902 for the three months ended February 28, 2006. This increase of $90,823 was principally due to an increase in rent and an increase legal and accounting associated with being a public company.

Net loss for the three months ended February 28, 2007, was $88,733 compared to a net income of $133,707 for the same period in 2006. The increase in net loss is partly the result of an increase in selling, general, and administrative expenses incurred and the substantial decrease in formula development revenues of only $22,000 compared to $200,000.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash generated from operations and from the sale of equity securities.

As of February 28, 2007, the Company had working capital of $409,627, a decrease of $423,766 in working capital as compared to May 31, 2006. The primary reason for the decrease in working capital is due to the decrease in cash and equivalents, the decrease in deferred revenues, and the increase in cash from affiliate.

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

None.

Item 2. Changes in Securities

None.

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

Dated: April 13, 2007	AOB Biotech, Inc.

By: /s/ Nelson Liao
Nelson Liao
Chief Executive Officer